Form 10-K/A
period 2001-12-31
BANC OF AMERICA COMMERCIAL MORT PASS THROUGH CERT SER 2001-1
filed 2002-12-18
CIK 1143582

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-66805-07

         Banc of America Commercial Mortgage Inc.
         Commercial Mortgage Pass-Through Certificates
         Series 2001-1
         (Exact name of registrant as specified in its charter)



   New York                                        52-2316410
                                                   52-2316411
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 14, 2002 on behalf of Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates, Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Mortgage Loan Seller, Bridger Commercial Realty Finance LLC as Mortgage Loan Seller, GMAC Commercial Mortgage Corporation as Master Servicer, Lennar Partners, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee and REMIC Administrator pursuant to which Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, December 03, 2001, and December 20, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:  William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
     b) Lennar Partners, Inc., as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
     b) Lennar Partners, Inc., as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PricewaterhouseCoopers LLP (LOGO)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum master servicing standards ("Master Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (Exhibit 1). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 13, 2002


EX 99.1 (b)

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Tel: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com

Deloitte
& Touche (LOGO)

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2001 included In the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


February 15, 2002

Deloitte
Touche
Tohmatsu (LOGO)



EX 99.2 (a)

GMAC Commercial Holding Corp.
200 Witmer Road
Horsham PA 19044
Tel. 215-328-4822
Fax  215-328-1316

GMAC Commercial Holding Corp. (LOGO)

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

March 13,2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp., and its subsidiaries, have complied in all material respects with the master servicing standards set forth in the Company's master servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

The Company, as master servicer, performs certain functions with respect to servicing loans, however, the direct loan servicing functions are performed by various subservicers. For those loans included in the Pooling and Servicing Agreements listed in the attached Exhibit A, the Company has complied with their Master Servicing Standards enumerated below, as of and for the year ended December 31, 2001.

David E. Creamer, President and CEO

Wayne D. Hoch, Executive Vice President and CFO



Michael Lipson,
Executive Vice President


EX 99.2 (b)

LENNAR PARTNERS    (logo)
An LNR Company

March 1, 2002

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS)
           Banc of America Commercial Mortgage Inc., Series 2001-1

Re:     Annual Independent Public Accountant's Servicing Report
        Banc of America Commercial Mortgage Inc., Series 2001-1
        Commercial Mortgage Pass-Through Certificates

To whom it may concern:

As of and for the year ended December 31, 2001, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

Susan Chapman
Vice President

cc:     Banc of America Commercial Mortgage Inc.,
        Bank of America Corporate Center
        100 North Tryon Street
        Charlotte, NC 28255
        Attention: David A.Gertner

        Bank of America Corporation
        Bank of America Corporate Center
        100 North Tryon Street (20th Floor)
        Charlotte, NC 28255
        Attention: Dean Roberson, Esq., Assistant General Counsel

760 Northwest 107th Avenue * Suite 400 * Miami, Florida 33172
Telephone: (305) 220-4300 * Fax: (305) 226-3428


EX 99.3 (a)

GMAC                  (logo)
Commercial Mortgage

Servicing Officer's Certificate
For the Year Ended December 31, 2001

Banc of America Commercial Mortgage, Inc
Series 2001-1

Pursuant to GMAC Commercial Mortgage Corporation's Servicing Standards, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Servicer during the period, and of its compliance with procedures has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Servicer, has fulfilled all of its obligations throughout the period.

iii GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


By: Brian T Stauffer
Title: Senior Vice President
Date: March 29, 2002


200 Witmer Road  * P.O. Box 1015 * Horsham, PA 19044-8015


EX 99.3 (b)

CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Amended and Restated Pooling and Servicing Agreement dated as of June 1, 2001, (the "Agreement"), by and among Banc of America Commercial Mortgage, Inc., as Depositor, Bridger Commercial Realty Finance LLC, as Mortgage Loan Seller, GMAC Commercial Mortgage Corporation, as Master Servicer, Wells Fargo Bank Minnesota, N.A., as
Trustee and REMIC Administrator and Lennar Partners, Inc., as Special Servicer (BACM 2001-1)

The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS,
INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company for the year ended December 31, 2001 and of the Company's performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2001; and (iii) the Company has received no notice regarding qualification, or status, as a REMIC of, or otherwise asserting a tax on the income or assets of, any portion of the Trust Fund from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2002.

Ronald E. Schrager
Vice President
Lennar Partners, Inc.



OC BACM 2001-1